Form 10-K
period 2006-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-2
filed 2007-03-30
CIK 1227090

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

         For the fiscal year ended December 31, 2006

                                                    or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

         For the transition period from ____ to ____

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

Indicate by check mark if the registrant is a well-known  seasoned  issuer,  as defined in Rule 405 of the
Securities Act.

                                                Yes  __          No  X

Indicate  by check mark if the  registrant  is not  required  to file  reports  pursuant  to Section 13 or
Section 15(d) of the Act.
                                                Yes  __          No  X

Indicate by check mark whether the  Registrant  has (1) filed all reports  required to be filed by section
13 or 15(d) of the  Securities  Exchange  Act of 1934 during the  preceding 12 months (or for such shorter period that the  Registrant  was  required to have filed such  reports)  and (2) has been  subject to such filing requirements for the past 90 days.
                                                Yes  X(1)        No __

_________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset
Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained herein, and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or  information  statements  incorporated  by reference in Part III of this Form 10-K or any  amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large  accelerated  filer,  an accelerated  filer, or a non-accelerated  filer. See definition of "accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange Act. (check one)

         Large accelerated filer ____       Accelerated filer ____     Non-accelerated filer   X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).
                                                Yes __              No  X

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

_______________________________________________________________________________________________
 Underlying Securities Issuer or Guarantor, or Successor           Commission File Number
                          thereto
_______________________________________________________________________________________________
                   Carnival Corporation                                  001-09610
_______________________________________________________________________________________________
 Comcast Cable Holdings LLC (formerly Tele-Communications,               000-50093
     Inc., into which TCI Communications, Inc. merged)
_______________________________________________________________________________________________
                     Merck & Co., Inc.                                   001-03305
_______________________________________________________________________________________________
                 The Dow Chemical Company                                001-03433
_______________________________________________________________________________________________
           General Motors Acceptance Corporation                         001-03754
_______________________________________________________________________________________________
           General Electric Capital Corporation                          001-06461
_______________________________________________________________________________________________
                  Duke Energy Corporation                                001-04928
_______________________________________________________________________________________________
                      Citigroup Inc.                                     001-09924
_______________________________________________________________________________________________
             The May Department Stores Company                           333-42940
_______________________________________________________________________________________________

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

Item 4.           Submission of Matters To A Vote of Security Holders
                  None
                                                     PART II

Item 5.           Market  for  Registrant's  Common  Equity,  Related  Stockholder  Matters  and  Issuer
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

                              99.1 - Annual Compliance Report by Trustee.

           (b) The Form 8-Ks of the Select  Notes Trust LT 2003-2 (the  "Trust")  which  relate to periods covered by this annual  report  include (i) the Trust's  Current  Report on Form 8-K for the  distribution date  occurring  on January 17, 2006 and filed on February  2, 2006,  (ii) the Trust's  Current  Report on
Form 8-K for the  distribution  date occurring on February 15, 2006 and filed on February 22, 2006,  (iii)
the Trust's  Current  Report on Form 8-K for the  distribution  date occurring on March 15, 2006 and filed on March 30, 2006,  (iv) the Trust's  Current  Report on Form 8-K for the  distribution  date occurring on
April 17, 2006 and filed on May 3, 2006, (v) the Trust's  Current Report on Form 8-K for the  distribution date  occurring on May 15, 2006 and filed on May 30,  2006,  (vi) the Trust's  Current  Report on Form 8-K
for the  distribution  date  occurring  on June 15,  2006 and filed on June 30,  2006,  (vii) the  Trust's
Current  Report on Form 8-K for the  distribution  date  occurring  on July 17, 2006 and filed on July 17,
2006,  (viii) the Trust's  Current  Report on Form 8-K for the  distribution  date occurring on August 15,
2006 and filed on August 15, 2006, (ix) the Trust's Current Report on Form 8-K for the  distribution  date occurring on September 15, 2006 and filed on September 19, 2006,  (x) the Trust's  Current  Report on Form
8-K for the  distribution  date  occurring  on October 16, 2006 and filed on October  17,  2006,  (xi) the
Trust's Current Report on Form 8-K for the  distribution  date occurring on November 15, 2006 and filed on
November 16, 2006, and (xii) the Trust's  Current Report on Form 8-K for the  distribution  date occurring on December 15, 2006 and filed on December 20, 2006.

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

                                                     By:  /s/ Kelly Absher
                                                     Name:  Kelly Absher
                                                     Title: Authorized Signatory

Dated:  March 28, 2007