Form 10-K
period 2016-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-2
filed 2017-03-31
CIK 1227090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
Carnival Corporation	001-09610
Merck & Co., Inc.	001-06571
The Dow Chemical Company	001-03433
The Hartford Financial Services Group, Inc.	001-13958
Ally Financial Inc.	001-03754
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
Duke Energy Corporation	001-32853
Citigroup Inc.	001-09924
Macy's, Inc.	001-13536

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b) The Form 8-Ks of the Select Notes Trust LT 2003-2 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 15, 2016 and filed on January 26, 2016, (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 16, 2016 and filed on February 26, 2016, (iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 15, 2016 and filed on March 22, 2016, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 15, 2016 and filed on April 25, 2016, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 15, 2016 and filed on May 24, 2016, (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 15, 2016 and filed on June 24, 2016, (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 15, 2016 and filed on July 21, 2016, (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 15, 2016 and filed on August 23, 2016, (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 15, 2016 and filed on September 23, 2016, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 17, 2016 and filed on October 26, 2016, (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 15, 2016 and filed on November 22, 2016, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 15, 2016 and filed on December 22, 2016.

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

Dated: March 30, 2017