Form 10-K
period 2024-01-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-2
filed 2024-03-25
CIK 1227090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 193

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
Carnival Corporation	001-09610
Merck & Co., Inc.	001-06571
DuPont de Nemours, Inc.	001-38196
The Hartford Financial Services Group, Inc.	001-13958
Ally Financial Inc.	001-03754
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
Duke Energy Corporation	001-32853
Citigroup Inc.	001-09924
Macy's, Inc.	001-13536

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 1C.	Cybersecurity
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b) The Form 8-Ks of the Select Notes Trust LT 2003-2 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 17, 2023 and filed on January 25, 2023, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2023 and filed on February 27, 2023, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2023 and filed on March 24, 2023, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 17, 2023 and filed on April 24, 2023, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2023 and filed on May 24, 2023, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2023 and filed on June 27, 2023, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 17, 2023 and filed on July 26, 2023, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2023 and filed on August 24, 2023, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2023 and filed on September 29, 2023, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 16, 2023 and filed on October 25, 2023, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2023 and filed on November 21, 2023, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2023 and filed on December 22, 2023.
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

Dated: March 22, 2024