Form 10-K
period 2024-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-2
filed 2025-03-28
CIK 1227090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-32012

STRUCTURED OBLIGATIONS CORPORATION,
(Exact name of registrant as specified in its charter)
Delaware	13-3692801
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 270-2353
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Select Notes Trust Long Term Certificates, Series 2003-2	SXN.B	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☐

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
Carnival Corporation	001-09610
Merck & Co., Inc.	001-06571
DuPont de Nemours, Inc.	001-38196
The Hartford Insurance Group, Inc.	001-13958
Ally Financial Inc.	001-03754
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
Duke Energy Corporation	001-32853
Citigroup Inc.	001-09924
Macy's, Inc.	001-13536

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 1C.	Cybersecurity
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b) The Form 8-Ks of the Select Notes Trust LT 2003-2 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 16, 2024 and filed on January 24, 2024, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2024 and filed on February 28, 2024, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2024 and filed on March 27, 2024, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2024 and filed on April 26, 2024, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2024 and filed on May 24, 2024, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 17, 2024 and filed on June 26, 2024, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2024 and filed on July 24, 2024, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2024 and filed on August 26, 2024, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 16, 2024 and filed on September 25, 2024, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2024 and filed on October 23, 2024, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2024 and filed on November 25, 2024, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 16, 2024 and filed on December 23, 2024.
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

Dated: March 24, 2025